Form 10-K
period 2011-03-31
Honda Auto Receivables 2010-3 Owner Trust
filed 2011-06-27
CIK 1503697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 333-150095-09
(Commission File Number of issuing entity)

Honda Auto Receivables 2010-3 Owner Trust
(Exact name of issuing entity specified in its charter)

333-173202
(Commission File Number of depositor)

American Honda Receivables LLC,
as successor to American Honda Receivables Corp.
(Exact name of depositor as specified in its charter)

American Honda Finance Corporation
(Exact name of sponsor as specified in its charter)

Delaware	80-6178914
(State or other jurisdiction of organization of the issuing entity)	(I.R.S Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [    ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [    ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [    ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [    ]   No [ X ]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business
(b)	Item 1A, Risk Factors
(c)	Item 2, Properties
(d)	Item 3, Legal Proceedings
(e)	Item 4, [Removed and Reserved.]

Item 1B.    Unresolved Staff Comments.

Not applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.    Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Honda Auto Receivables 2010-3 Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB.           Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.

Item 1117 of Regulation AB.                Legal Proceedings.

No legal proceedings are pending against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC, as successor to American Honda Receivables Corp. (the “Depositor”), Deutsche Bank Trust Company Americas (the “Indenture Trustee”), DealerTrack Collateral Management Services (fka FDI Computer Consulting, Inc., dba FDI Collateral Management) (“DealerTrack”) or the Trust that are or would be material to holders of the Notes or the Certificates.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation
(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk
(e)	Item 8, Financial Statements and Supplementary Data

(f)	Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(g)	Item 9A, Controls and Procedures

Item 9B.    Other Information.

Not applicable

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors and Executive Officers of the Registrant
(b)	Item 11, Executive Compensation
(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(d)	Item 13, Certain Relationships and Related Transactions
(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.                Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Trust.  The Sponsor is also the primary servicer.  The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer.  Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.  DealerTrack, as a special servicer, is likewise not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Since February 2002, the Sponsor has contracted with DealerTrack’s parent, DealerTrack Holdings, Inc. (fka triVIN Inc.), for DealerTrack to provide certain software-based services to the Sponsor in connection with the titling and registering of vehicles through online services made available by the motor vehicle administrations in various states.  This contract was most recently updated in May 2010 to include, among other things, a new fee schedule.  The vehicles for which DealerTrack performs these services correspond to approximately 100% of the receivables contained in the asset pool held by the Trust.

Item 1122 of Regulation AB.                Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer), the Indenture Trustee and DealerTrack (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.  Neither of the Servicing Reports prepared by the Sponsor, the Indenture Trustee or DealerTrack, or the Attestation Reports provided by the Sponsor, the Indenture Trustee or DealerTrack, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB.                Servicer Compliance Statement.

The Sponsor (in its role as servicer) and DealerTrack have been identified by the registrant as servicers with respect to the asset pool held by the Trust.  Each of the Sponsor and DealerTrack has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor and DealerTrack, respectively.  The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

Item 15.    Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated as of October 1, 2010, between Honda Auto Receivables 2010-3 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 2010, and filed by the registrant on October 26, 2010.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated October 28, 2010, between American Honda Receivables Corp. and U.S. Bank Trust National Association, as owner trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated October 28, 2010, and filed by the registrant on October 28, 2010.

Exhibit 31.1 – Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of DealerTrack Collateral Management Services.

Exhibit 33.3 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Mayer Hoffman McCann P.C., on behalf of DealerTrack Collateral Management Services.

Exhibit 34.3 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 35.2 – Servicing Compliance Statement of DealerTrack Collateral Management Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2010-3 Owner Trust
By: American Honda Finance Corporation, as Servicer
By: /s/ Paul C. Honda
Paul C. Honda
Date: June 27, 2011	Vice President, Assistant Secretary and Compliance Officer (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit                                Description

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated as of October 1, 2010, between Honda Auto Receivables 2010-3 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 2010, and filed by the registrant on October 26, 2010.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated October 28, 2010, between American Honda Receivables Corp. and U.S. Bank Trust National Association, as owner trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated October 28, 2010, and filed by the registrant on October 28, 2010.

Exhibit 31.1 – Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of DealerTrack Collateral Management Services.

Exhibit 33.3 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Mayer Hoffman McCann P.C., on behalf of DealerTrack Collateral Management Services.

Exhibit 34.3 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 35.2 – Servicing Compliance Statement of DealerTrack Collateral Management Services.